Form 10-Q
period 1995-03-31
FIDELITY LEASING INCOME FUND II
filed 1995-05-11
CIK 764761

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _____ to _____

Commission file number:  0-14560

                       Fidelity Leasing Income Fund II
_______________________________________________________________________________
           (Exact name of registrant as specified in its charter)

       Pennsylvania                                     23-2398005
_______________________________________________________________________________
     (State of organization)               (I.R.S. Employer Identification No.)

         250 King of Prussia Road, Radnor, PA       19087
_______________________________________________________________________________
       (Address of principal executive offices)   (Zip code)

                                (610) 964-7102
_______________________________________________________________________________
              (Registrant's telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the regis-trant was required to file such reports), and (2) has been subject to such fil-ing requirements for the past 90 days.

Yes  __X__  No _____



















                                Page 1 of 10
Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND II

                                BALANCE SHEETS

                                    ASSETS

                                          (Unaudited)              (Audited)
                                           March 31,              December 31,
                                             1995                     1994
                                         _____________            ____________

Cash and cash equivalents                  $288,588                 $366,273

Accounts receivable                          21,503                    8,726

Interest receivable                             508                      544

Due from related parties                        696                    4,834

Equipment under operating leases
(net of accumulated depreciation
of $2,559,464 and $3,089,434,
respectively)                               131,915                  204,180

Equipment held for sale or lease              4,371                    5,409
                                           ________                 ________
       Total assets                        $447,581                 $589,966
                                           ========                 ========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $ 30,919                 $ 38,262

     Accounts payable and
      accrued expenses                       13,338                   31,946

     Due to related parties                  46,890                   43,212
                                           ________                 ________
       Total liabilities                     91,147                  113,420

Partners' capital                           356,434                  476,546
                                           ________                 ________
       Total liabilities and
       partners' capital                   $447,581                 $589,966
                                           ========                 ========











The accompanying notes are an integral part of these financial statements.


                                       2
                         FIDELITY LEASING INCOME FUND II

                            STATEMENTS OF OPERATIONS

               For the three months ended March 31, 1995 and 1994

                                  (Unaudited)

                                                    1995              1994
                                                  ________          ________

Income:
     Rentals                                      $153,335          $303,559
     Interest                                        4,055             5,286
     Gain on sale of equipment, net                   -               66,997
     Other                                          18,611               398
                                                  ________          ________

                                                   176,001           376,240
                                                  ________           _______


Expenses:
     Depreciation                                   40,804           190,570
     Loss on sale of equipment, net                  5,463              -
     General and administrative                     23,205            36,721
                                                  ________          ________

                                                    69,472           227,291
                                                  ________          ________

Net income                                        $106,529          $148,949
                                                  ========          ========


Net income per equivalent
  limited partnership unit                        $  17.92          $  15.95
                                                  ========          ========


Weighted average number of
  equivalent limited partnership
  units outstanding during the period                5,843             9,108
                                                  ========          ========
















The accompanying notes are an integral part of these financial statements.


                                       3
                        FIDELITY LEASING INCOME FUND II

                         STATEMENT OF PARTNERS' CAPITAL

                    For the three months ended March 31, 1995

                                   (Unaudited)

                                  General     Limited Partners
                                  Partner     Units     Amount         Total
                                  _______     _____     ______         _____

Balance, January 1, 1995         $(3,861)    43,471     $480,407      $476,546

Redemptions                         -          (337)      (1,641)       (1,641)

Cash distributions                (2,250)      -        (222,750)     (225,000)

Net income                         1,800       -         104,729       106,529
                                 _______     ______     ________      ________

Balance, March 31, 1995          $(4,311)    43,134     $360,745      $356,434
                                 =======    =======     ========      ========





































The accompanying notes are an integral part of these financial statements.


                                       4
                        FIDELITY LEASING INCOME FUND II

                          STATEMENTS OF CASH FLOWS

              For the three months ended March 31, 1995 and 1994

                                  (Unaudited)

                                                      1995        1994
                                                    ________    ________
Cash flows from operating activities:
     Net income                                     $106,529    $148,949
                                                    ________    ________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     40,804     190,570
     (Gain) loss on sale of equipment, net             5,463     (66,997)
     (Increase) decrease in accounts receivable      (12,777)    (19,634)
     Increase (decrease) in accounts payable
      and accrued expenses                           (18,608)     12,121
     Increase (decrease) in other, net                   509      43,666
                                                    ________    ________

                                                      15,391     159,726
                                                    ________    ________

     Net cash provided by operating activities       121,920     308,675
                                                    ________    ________


Cash flows from investing activities:
     Acquisition of equipment                           -        (10,801)
     Proceeds from sale of equipment                  27,036     105,380
                                                    ________    ________

     Net cash provided by investing activities        27,036      94,579
                                                    ________    ________

Cash flows from financing activities:
     Distributions                                  (225,000)   (401,726)
     Redemptions of capital                           (1,641)    (23,813)
                                                    ________    ________

     Net cash used in financing activities          (226,641)   (425,539)
                                                    ________    ________

     Decrease in cash and cash equivalents           (77,685)    (22,285)

     Cash and cash equivalents, beginning
      of period                                      366,273     517,062
                                                    ________    ________

     Cash and cash equivalents, end of period       $288,588    $494,777
                                                    ========    ========





The accompanying notes are an integral part of these financial statements.


                                       5
                        FIDELITY LEASING INCOME FUND II

                         NOTES TO FINANCIAL STATEMENTS

                                March 31, 1995

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

1.  EQUIPMENT LEASED

    The remaining equipment on lease consists primarily of computer peripheral equipment under operating leases. All of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 48 months. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is pre-pared to remarket the equipment in future years. Currently, the Fund's policy is to periodically review the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review.

    The future approximate minimum rentals to be received on noncancellable operating leases as of March 31, 1995 are $39,625 for the year ended December 31, 1995.

2.  RELATED PARTY TRANSACTIONS

    The General Partner receives 6% or 3% of gross rental payments from equip-ment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acqui-sition fees.

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three months ended March 31:

                                               1995                 1994
                                             ________             ________

          Management fees                     $9,187              $18,200
          Reimbursable costs                   1,365                4,143







                                        6
                         FIDELITY LEASING INCOME FUND II

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at March 31, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at March 31, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared a cash distribution of $180,000 in May 1995 for the three months ended March 31, 1995, to all admitted partners as of March 31, 1995.








































                                        7
                         FIDELITY LEASING INCOME FUND II

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund II had revenues of $176,001 and $376,240 for the three months ended March 31, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 87% and 81% of total revenues for the first quarter of 1995 and 1994, respectively. The de-crease in revenues is primarily attributable to a decrease in rental income.
In 1995, rental income decreased by approximately $150,000 because of equipment which came off lease and was re-leased at lower rental rates or sold. Addi-tionally, the Fund incurred a net loss on sale of equipment of $5,463 for the quarter ended March 31, 1995 as compared to a net gain on sale of equipment of $66,997 for the quarter ended March 31, 1994 which also contributed to the de-crease in revenues between 1995 and 1994.

    Expenses were $69,472 and $227,291 for the three months ended March 31, 1995 and 1994, respectively. Depreciation comprised 59% and 84% of total expenses during the first quarter of 1995 and 1994, respectively. The decrease in expenses between 1995 and 1994 is primarily due to a decrease in depreciation expense because of equipment which came off lease and was sold since March of 1994. In addition, general and administrative expenses de-creased during 1995 due to a decrease in management fees proportionate to the decrease in rental income in 1995.

    The Fund's net income was $106,529 and $148,949 for the three months ended March 31, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $17.92 and $15.95 based on a weighted average number of equivalent limited partner-ship units outstanding of 5,843 and 9,108 for the quarter ended March 31, 1995 and 1994, respectively.

    The Fund generated funds from operations of $152,796 and $272,522, for the purpose of determining cash available for distribution and distributed $180,000 and $371,489 to partners for the first quarter of 1995 and 1994, respectively. The distributions for the three months ended March 31, 1995 and 1994 include $27,204 and $98,967, respectively, of sales proceeds and cash available from previous quarters which was not distributed.

ANALYSIS OF FINANCIAL CONDITION

    The General Partner continues the dissolution process for the Fund with the intent of fully liquidating the Fund in 1995. Therefore, as leases expire, the General Partner will seek to sell the equipment at its market value.

    The cash position of the Fund is reviewed daily and cash is invested on a short-term basis.

    The Fund's cash from operations is expected to continue to be adequate to cover all operating expenses and contingencies during the the remainder of the liquidation period.









                                        8
Part II:  Other Information


                         FIDELITY LEASING INCOME FUND II

                                 March 31, 1995

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  None

          b) Reports on Form 8-K:  None









































                                        9
                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND II




            5-11-95     By:  P. Donald Mooney
            _______          ___________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            5-11-95     By:  Marianne T. Schuster
            _______          ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)




































                                        10