Form 10-Q
period 1995-06-30
FIDELITY LEASING INCOME FUND II
filed 1995-08-08
CIK 764761

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 1995

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

Yes  __X__  No _____



















                                Page 1 of 11
Part I:  Financial Information
Item 1:  Financial Statements

                        FIDELITY LEASING INCOME FUND II

                                BALANCE SHEETS

                                    ASSETS

                                          (Unaudited)              (Audited)
                                            June 30,              December 31,
                                             1995                     1994
                                         _____________            ____________

Cash and cash equivalents                  $191,315                 $366,273

Accounts receivable                          25,216                    8,726

Interest receivable                              29                      544

Due from related parties                      4,971                    4,834

Equipment under operating leases
(net of accumulated depreciation
of $1,569,921 and $3,089,434,
respectively)                                29,399                  204,180

Equipment held for sale or lease              4,329                    5,409
                                           ________                 ________
       Total assets                        $255,259                 $589,966
                                           ========                 ========

                       LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $ 13,765                 $ 38,262

     Accounts payable and
      accrued expenses                       11,205                   31,946

     Due to related parties                  31,921                   43,212
                                           ________                 ________
       Total liabilities                     56,891                  113,420

Partners' capital                           198,368                  476,546
                                           ________                 ________
           Total liabilities and
            partners' capital              $255,259                 $589,966
                                           ========                 ========











The accompanying notes are an integral part of these financial statements.


                                       2
                         FIDELITY LEASING INCOME FUND II

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                     Three Months Ended    Six Months Ended
                                          June 30               June 30
                                     1995          1994     1995      1994
                                     ____          ____     ____      ____
Income:
     Rentals                       $107,266     $219,475  $260,601  $523,034
     Interest                         3,170        6,020     7,225    11,306
     Gain on sale of equipment,
      net                              -         179,254      -      246,251
     Other                              713        1,851    19,324     2,249
                                   ________     ________  ________  ________

                                    111,149      406,600   287,150   782,840
                                   ________     ________  ________  ________


Expenses:
     Depreciation                    17,456      138,503    58,260   329,073
     General and administrative       9,524       43,314    22,177    58,158
     General and administrative
      to related party                1,645        6,402     3,010    10,079
     Management fee to related
      party                           6,422       13,155    15,609    31,355
     Loss on sale of equipment, net  53,611         -       59,074      -
                                   ________     ________  ________  ________

                                     88,658      201,374   158,130   428,665
                                   ________     ________  ________  ________

Net income                         $ 22,491     $205,226  $129,020  $354,175
                                   ========     ========  ========  ========


Net income per equivalent
  limited partnership unit         $   3.79     $  27.42  $  22.00  $  45.82
                                   ========     ========  ========  ========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                          5,609        7,279     5,726     7,526
                                   ========     ========  ========  ========











The accompanying notes are an integral part of these financial statements.

                                       3

                        FIDELITY LEASING INCOME FUND II

                         STATEMENT OF PARTNERS' CAPITAL

                     For the six months ended June 30, 1995

                                   (Unaudited)

                                  General    Limited Partners
                                  Partner     Units   Amount         Total
                                  _______     _____   ______         _____

Balance, January 1, 1995         $(3,861)    43,471  $480,407      $476,546

Redemptions                         -          (543)   (2,198)       (2,198)

Cash distributions                (4,050)      -     (400,950)     (405,000)

Net income                         3,060       -      125,960       129,020
                                 _______     ______  ________      ________

Balance, June 30, 1995           $(4,851)    42,928  $203,219      $198,368
                                 =======     ======  ========      ========





































The accompanying notes are an integral part of these financial statements.


                                       4
                        FIDELITY LEASING INCOME FUND II

                          STATEMENTS OF CASH FLOWS

               For the six months ended June 30, 1995 and 1994

                                  (Unaudited)

                                                      1995           1994
                                                    ________       ________
Cash flows from operating activities:
     Net income                                     $129,020       $354,175
                                                    ________       ________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     58,260        329,073
     (Gain) loss on sale of equipment, net            59,074       (246,251)
     (Increase) decrease in accounts receivable      (16,490)        36,281
     (Increase) decrease in interest receivable          515           -
     (Increase) decrease in due from related
      parties                                           (137)        42,518
     Increase (decrease) in lease rents paid
      in advance                                     (24,497)       (33,427)
     Increase (decrease) in accounts payable
      and accrued expenses                           (20,741)       (38,578)
     Increase (decrease) in due to related parties   (11,291)        39,061
                                                    ________        _______

                                                      44,693        128,677
                                                    ________        _______

     Net cash provided by operating activities       173,713        482,852
                                                    ________        _______


Cash flows from investing activities:
     Acquisition of equipment                           -           (10,801)
     Proceeds from sale of equipment                  58,527        503,779
                                                    ________       ________

     Net cash provided by investing activities        58,527        492,978
                                                    ________       ________

Cash flows from financing activities:
     Distributions                                  (405,000)      (773,215)
     Redemptions of capital                           (2,198)       (23,813)
                                                    ________       ________

     Net cash used in financing activities          (407,198)      (797,028)
                                                    ________       ________
     Increase (decrease) in cash and cash
      equivalents                                   (174,958)       178,802

     Cash and cash equivalents, beginning
      of period                                      366,273        517,062
                                                    ________       ________

     Cash and cash equivalents, end of period       $191,315       $695,864
                                                    ========       ========

The accompanying notes are an integral part of these financial statements.

                                       5

                        FIDELITY LEASING INCOME FUND II

                         NOTES TO FINANCIAL STATEMENTS

                                June 30, 1995

                                  (Unaudited)

The accompanying unaudited condensed financial statements have been prepared by the Fund in accordance with generally accepted accounting principles, pursuant to the rules and regulations of the Securities and Exchange Commis-sion. In the opinion of Management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. Certain amounts on the 1994 financial statements have been reclassified to conform to the presentation adopted in 1995.

1.  EQUIPMENT LEASED

    The remaining equipment on lease consists primarily of computer peripheral equipment under operating leases. All of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 48 months. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is pre-pared to remarket the equipment in future years. Currently, the Fund's policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review.

    The future approximate minimum rentals to be received on noncancellable operating leases as of June 30, 1995 are $54,000 for the year ended December 31, 1995.

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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and six months ended June 30, 1995 and 1994:

                                        Three Months Ended     Six Months Ended
                                              June 30              June 30
                                        1995          1994     1995       1994
                                        ____          ____     ____       ____

          Management fee               $6,422       $13,155  $15,609    $31,355
          Reimbursable costs            1,645         6,402    3,010     10,079


                                        6
                         FIDELITY LEASING INCOME FUND II

                    NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at June 30, 1995 and December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet re-mitted the Fund.

    Amounts due to related parties at June 30, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

3.  SUBSEQUENT EVENT

    Cash Distribution:

    The General Partner declared a cash distribution of $126,000 in August 1995 for the three months ended June 30, 1995, to all admitted partners as of June 30, 1995.




































                                        7




                         FIDELITY LEASING INCOME FUND II

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund II had revenues of $111,149 and $406,600 for the three months ended June 30, 1995 and 1994, respectively, and $287,150 and $782,840 for the six months ended June 30, 1995 and 1994, respectively. Rental income from the leasing of computer peripheral equipment accounted for 97% and 54% of total revenues for the second quarter of 1995 and 1994, respectively and 91% and 67% of total revenues for the first six months of 1995 and 1994, respectively. The decrease in total revenues is partially attributable to a decrease in rental income caused by the liquidation of the Fund's equipment portfolio during 1994 and 1995. Additionally, the Fund recorded a net loss on sale of equipment of $59,074 for the six months ended June 30, 1995 as compared to a net gain on sale of equipment of $246,251 for the six months ended June 30, 1994 which also accounts for the decrease in total revenues in 1995.

    Expenses were $88,658 and $201,374 for the three months ended June 30, 1995 and 1994, respectively, and $158,130 and $428,665 for the six months ended June 30, 1995 and 1994, respectively. Depreciation expense comprised 20% and 69% of total expenses during the second quarter of 1995 and 1994, respectively, and 37% and 77% during the first six months of 1995 and 1994, respectively.
The decrease in expenses between 1995 and 1994 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease or was sold since June 1994. Furthermore, the decrease in equipment expenses incurred to remarket equipment which are included in general and administrative expenses also contributed to the decline in overall expenses in 1995. These decreases in expenses were offset by the increase in the net loss on sale of equipment as discussed above.

    For the three months ended June 30, 1995 and 1994, the Fund had net income of $22,491 and $205,226, respectively. For the six months ended June 30, 1995 and 1994, the Fund had net income of $129,020 and $354,175, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $3.79 and $27.42 based on a weighted average number of equivalent limited partnership units outstand-ing of 5,609 and 7,279 for the quarter ended June 30, 1995 and 1994, respec-tively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $22.00 and $45.82 based on a weighted average number of equivalent limited partnership units outstanding of 5,726 and 7,526 for the six months ended June 30, 1995 and 1994, respectively.

    The Fund generated funds from operations of $93,558 and $164,475, for the purpose of determining cash available for distribution and distributed $126,000 and $562,877 to partners for the second quarter of 1995 and 1994, respectively. For the six months ended June 30, 1995 and 1994, the Fund generated $246,354 and $436,997 of funds from operations and distributed $306,000 and $934,366, respectively, to partners. The distributions for the three and six months ended June 30, 1995 include $32,442 and $59,646, respectively, of cash avail-able and sale proceeds from previous quarters which was not distributed.









                                        8
                         FIDELITY LEASING INCOME FUND II

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

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














































                                       9
Part II:  Other Information


                         FIDELITY LEASING INCOME FUND II

                                 June 30, 1995

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









































                                        10
                                    SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

            FIDELITY LEASING INCOME FUND II




            8-8-95      By:  P. Donald Mooney
            ______           ___________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            8-8-95      By:  Marianne T. Schuster
            ______           ___________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)



































                                        11

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




































                                        11