Form 10-Q
period 1995-10-31
FIDELITY LEASING INCOME FUND II
filed 1995-11-13
CIK 764761

SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

/X/ Quarterly report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 1995

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

                           FIDELITY LEASING INCOME FUND II

                                   BALANCE SHEETS

                                       ASSETS

                                          (Unaudited)              (Audited)
                                         September 30,            December 31,
                                             1995                     1994
                                         _____________            ____________

Cash and cash equivalents                  $180,050                 $366,273

Accounts receivable                           6,743                    8,726

Interest receivable                              60                      544

Due from related parties                       -                       4,834

Equipment under operating leases
(net of accumulated depreciation
of $596,170 and $3,089,434,
respectively)                                  -                     204,180

Equipment held for sale or lease               -                       5,409
                                           ________                 ________

       Total assets                        $186,853                 $589,966
                                           ========                 ========

                         LIABILITIES AND PARTNERS' CAPITAL
Liabilities:

     Lease rents paid in advance           $  8,271                 $ 38,262

     Accounts payable and
      accrued expenses                       13,555                   31,946

     Due to related parties                  35,231                   43,212
                                           ________                 ________

       Total liabilities                     57,057                  113,420

Partners' capital                           129,796                  476,546
                                           ________                 ________
           Total liabilities and
            partners' capital              $186,853                 $589,966
                                           ========                 ========









     The accompanying notes are an integral part of these financial statements.


                                         2
                         FIDELITY LEASING INCOME FUND II

                            STATEMENTS OF OPERATIONS

                                  (Unaudited)

                                  Three Months Ended     Nine Months Ended
                                     September 30          September 30
                                   1995        1994      1995         1994
                                   ____        ____      ____         ____
Income:
     Rentals                     $42,895     $191,715  $303,496   $  714,749
     Interest                      2,165        6,519     9,390       17,825
     Gain on sale of equipment,
      net                         29,468       31,212      -         277,463
     Other                         1,975          210    21,299        2,459
                                 _______     ________  ________   __________

                                  76,503      229,656   334,185    1,012,496
                                 _______     ________  ________   __________


Expenses:
     Depreciation                   -         115,612    58,260      444,685
     General and administrative   16,209       (6,207)   38,386       50,945
     General and administrative
      to related party               306        4,225     3,316       15,310
     Management fee to related
      party                        2,560       11,490    18,169       42,845
     Loss on sale of equipment,
      net                           -            -       29,606         -
                                 _______     ________  ________   __________

                                  19,075      125,120   147,737      553,785
                                 _______     ________  ________   __________

Net income                       $57,428     $104,536  $186,448   $  458,711
                                 =======     ========  ========   ==========


Net income per equivalent
  limited partnership unit       $ 10.72     $  15.25  $  32.73   $    61.66
                                 =======     ========  ========   ==========


Weighted average number of
  equivalent limited partnership
  units outstanding during
  the period                       5,357        6,687     5,603        7,246
                                 =======     ========  ========   ==========











     The accompanying notes are an integral part of these financial statements.

                                         3

                           FIDELITY LEASING INCOME FUND II

                           STATEMENT OF PARTNERS' CAPITAL

                    For the nine months ended September 30, 1995

                                    (Unaudited)

                                  General    Limited Partners
                                  Partner     Units   Amount         Total
                                  _______     _____   ______         _____

Balance, January 1, 1995         $(3,861)    43,471  $480,407      $476,546

Redemptions                         -          (543)   (2,198)       (2,198)

Cash distributions                (5,310)      -     (525,690)     (531,000)

Net income                         3,060       -      183,388       186,448
                                 _______     ______  ________      ________

Balance, September 30, 1995      $(6,111)    42,928  $135,907      $129,796
                                 =======     ======  ========      ========





































     The accompanying notes are an integral part of these financial statements.

                                         4
                           FIDELITY LEASING INCOME FUND II

                              STATEMENTS OF CASH FLOWS

                For the nine months ended September 30, 1995 and 1994
                                    (Unaudited)

                                                       1995          1994
                                                       ____          ____
Cash flows from operating activities:
     Net income                                     $186,448     $  458,711
                                                    ________     __________
     Adjustments to reconcile net income
      to net cash provided by operating
      activities:
     Depreciation                                     58,260        444,685
     (Gain) loss on sale of equipment, net            29,606       (277,463)
     (Increase) decrease in accounts receivable        1,983         11,239
     (Increase) decrease in due from related
      parties                                          4,834         47,960
     Increase (decrease) in lease rents paid
      in advance                                     (29,991)       (10,228)
     Increase (decrease) in accounts payable
      and accrued expenses                           (18,391)       (49,195)
     Increase (decrease) in due to related parties    (7,981)        52,483
     Increase (decrease) in other, net                   484           (177)
                                                    ________     __________

                                                      38,804        219,304
                                                    ________     __________

     Net cash provided by operating activities       225,252        678,015
                                                    ________     __________


Cash flows from investing activities:
     Acquisition of equipment                           -           (10,801)
     Proceeds from sale of equipment                 121,723        568,738
                                                    ________     __________

     Net cash provided by investing activities       121,723        557,937
                                                    ________     __________

Cash flows from financing activities:
     Distributions                                  (531,000)    (1,336,091)
     Redemptions of capital                           (2,198)       (23,813)
                                                    ________     __________

     Net cash used in financing activities          (533,198)    (1,359,904)
                                                    ________     __________
     Decrease in cash and cash
      equivalents                                   (186,223)      (123,952)

     Cash and cash equivalents, beginning
      of period                                      366,273        517,062
                                                    ________     __________

     Cash and cash equivalents, end of period       $180,050     $  393,110
                                                    ========     ==========

     The accompanying notes are an integral part of these financial statements.

                                         5

                          FIDELITY LEASING INCOME FUND II

                           NOTES TO FINANCIAL STATEMENTS

                                 September 30, 1995

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

1.  EQUIPMENT LEASED

    The remaining equipment on lease consists primarily of computer peripheral equipment under operating leases. All of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide main-tenance for the leased equipment. The Fund's operating leases are for initial lease terms of 24 to 38 months. Generally, during the remaining terms of existing operating leases, the Fund will not recover all of the undepreciated cost and related expenses of its rental equipment and is pre-pared to remarket the equipment in future years. Currently, the Fund's policy is to review quarterly the expected economic life of its rental equipment in order to determine the recoverability of its undepreciated cost. Recent and anticipated technological developments affecting computer equipment and competitive factors in the marketplace are considered among other things, as part of this review.

    The future approximate minimum rentals to be received on noncancellable operating leases as of September 30, 1995 are $18,000 and $1,500 for the years ended December 31, 1995 and 1996, respectively.

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

    Additionally, the General Partner and its affiliates are reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the three and nine months ended September 30, 1995 and 1994:

                                  Three Months Ended    Nine Months Ended
                                     September 30          September 30
                                  1995          1994     1995       1994
                                  ____          ____     ____       ____

       Management fee            $2,560       $11,490  $18,169    $42,845
       Reimbursable costs           306         4,225    3,316     15,310



                                         6
                           FIDELITY LEASING INCOME FUND II

                      NOTES TO FINANCIAL STATEMENTS (Continued)

2.  RELATED PARTY TRANSACTIONS (Continued)

    Amounts due from related parties at December 31, 1994 represent monies due the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.

    Amounts due to related parties at September 30, 1995 and December 31, 1994 represent monies due to the General Partner for the fees and costs men-tioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.













































                                          7




                          FIDELITY LEASING INCOME FUND II

Item 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

    Fidelity Leasing Income Fund II had revenues of $76,503 and $229,656 for the three months ended September 30, 1995 and 1994, respectively, and $334,185 and $1,012,496 for the nine months ended September 30, 1995 and 1994, respec-tively. Rental income from the leasing of computer peripheral equipment accounted for 56% and 83% of total revenues for the third quarter of 1995 and 1994, respectively and 91% and 71% of total revenues for the first nine months of 1995 and 1994, respectively. The decrease in total revenues is partially attributable to a decrease in rental income caused by the liquidation of the Fund's equipment portfolio during 1994 and 1995. Additionally, the Fund recorded a net loss on sale of equipment of $29,606 for the nine months ended September 30, 1995 as compared to a net gain on sale of equipment of $277,463 for the nine months ended September 30, 1994 which also accounts for the decrease in total revenues in 1995.

    Expenses were $19,075 and $125,120 for the three months ended September 30, 1995 and 1994, respectively, and $147,737 and $553,785 for the nine months ended September 30, 1995 and 1994, respectively. Depreciation expense com-prised 39% and 80% of total expenses during the first nine months of 1995 and 1994, respectively. The decrease in expenses between 1995 and 1994 is primarily attributable to a decrease in depreciation expense because of equipment which came off lease or was sold since September 1994. Additionally, management fee to related party decreased during the nine months ended September 30, 1995 as compared to the nine months ended September 30, 1994 in proportion to the decrease in rental income.

    For the three months ended June 30, 1995 and 1994, the Fund had net income of $57,428 and $104,536, respectively. For the nine months ended September 30, 1995 and 1994, the Fund had net income of $186,448 and $458,711, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $10.72 and $15.25 based on a weighted average number of equivalent limited partnership units outstand-ing of 5,357 and 6,687 for the quarter ended September 30, 1995 and 1994, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $32.73 and $61.66 based on a weighted average number of equivalent limited partnership units outstanding of 5,603 and 7,246 for the nine months ended September 30, 1995 and 1994, respec-tively.

    The Fund generated funds from operations of $27,960 and $188,936, for the purpose of determining cash available for distribution and distributed $-0-and $254,000 to partners for the third quarter of 1995 and 1994, respectively. The General Partner anticipates making the final cash distribution in December 1995 in accordance with the plan of liquidation. For the nine months ended September 30, 1995 and 1994, the Fund generated $274,314 and $625,933 of funds from operations and distributed $306,000 and $1,188,366, respectively, to partners. The distributions for the nine months ended September 30, 1995 include $31,686 of cash available and sale proceeds from previous quarters which was not distributed.







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

                                 September 30, 1995

Item 1.  Legal Proceedings:  Inapplicable.

Item 2.  Changes in Securities:  Inapplicable.

Item 3.  Defaults Upon Senior Securities:  Inapplicable.

Item 4.  Submission of Matters to a Vote of Securities Holders:  Inapplicable.

Item 5.  Other Information:  Inapplicable.

Item 6.  Exhibits and Reports on Form 8-K:

          a) Exhibits:  EX-27

          b) Reports on Form 8-K: A report on Form 8-K was filed on October 12, 1995 with the Securities and Exchange Commission reporting under Item 1.







































                                         10
                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                          FIDELITY LEASING INCOME FUND II




            11-13-95     By:  P. Donald Mooney
            ________          _____________________________
            Date              P. Donald Mooney
                              President of
                              Fidelity Leasing Corporation
                              (Principal Operating Officer)




            11-13-95     By:  Marianne T. Schuster
            ________          _____________________________
            Date              Marianne T. Schuster
                              Vice President of
                              Fidelity Leasing Corporation
                             (Principal Financial Officer)



































                                         11

                                     SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the regis-trant has duly caused this report to be signed on its behalf by the under-signed, thereunto duly authorized.

                          FIDELITY LEASING INCOME FUND II




            _______          _____________________________
            Date             P. Donald Mooney
                             President of
                             Fidelity Leasing Corporation
                             (Principal Operating Officer)




            _______          _____________________________
            Date             Marianne T. Schuster
                             Vice President of
                             Fidelity Leasing Corporation
                             (Principal Financial Officer)



































                                          11