Form 10-K
period 1995-12-31
FIDELITY LEASING INCOME FUND II
filed 1996-03-27
CIK 764761

SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-K

/X/ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the year ended December 31, 1995

/ / Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 (Fee Required)

For the transition period from _______________ to ______________

Commission file number 0-14560

                       Fidelity Leasing Income Fund II
___________________________________________________________________________
(Exact name of registrant as specified in its charter)

             Pennsylvania                          23-2398005
___________________________________________________________________________
       (State of Organization)         (I.R.S. Employer Identification No.)

   7 E. Skippack Pike, Suite 275, Ambler, Pennsylvania         19002
___________________________________________________________________________
         (Address of principal executive offices)            (Zip Code)

                                  (215) 619-2800
___________________________________________________________________________
                (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12 (b) of the Act:

                                                Name of Each Exchange
            Title of Each Class                  on Which Registered

                   None                             Not applicable

Securities registered pursuant to Section 12 (g) of the Act:

                         Limited Partnership Interests

                                 Title of Class

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Sections 13 or 15(d) of the Securities Ex-change Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __X__  No_____

The number of outstanding limited partnership units of the Registrant at December 31, 1995 is 42,928.

There is no public market for these securities.

The index of Exhibits is located on page 9.
                                       1


PART I

Item 1.  BUSINESS

     Fidelity Leasing Income Fund II (the "Fund"), a Pennsylvania limited partnership, was organized in 1985 and acquired equipment, primarily compu-ter peripheral equipment, including printers, tape and disk storage devices, data communications equipment, computer terminals, data processing and office equipment, which was leased to third parties on a short-term basis. The Fund's principal objective was to generate leasing revenues for distribution. The Fund managed equipment, released and disposed of equip-ment as it came off lease in order to achieve its principal objective.
The Fund did not borrow funds to purchase equipment.

     The Fund closed on April 30, 1986 and raised $23,732,121 of proceeds through the sale of limited partnership units. Equipment of approximately $34,516,000 was purchased through 1995 with the proceeds raised, and also with cash distributions which were reinvested by partners and cash from operations which was not distributed to partners. As of December 31, 1995, the Fund's equipment portfolio has been liquidated.

     The Fund generally acquired equipment subject to a lease. Purchases of equipment for lease were made through equipment leasing brokers, under a sale-leaseback arrangement directly from lessees owning equipment, from the manufacturer either pursuant to a purchase agreement relating to signifi-cant quantities of equipment or on an ad hoc basis to meet the needs of a particular lessee.

     The equipment acquired was generally leased under "operating" leases. Operating leases provided the Fund as lessor, aggregate rental payments in an amount that is less than the purchase price of the equipment. Operating leases represent a greater risk but with the potential for increased returns, depending on the realization of renewal and remarketing results, as compared to full payout leases. Full payout leases are generally for longer initial terms whereby the noncancellable rental payments due during the initial term of the lease are at least sufficient to recover the pur-chase price of the equipment. Due to technological, competitive, market and economic factors, the Fund experienced renewals and remarketing of leases at lower rental rates and residual values than was forecasted at the inception of the leases.

     The Fund's ability to attain its investment objectives was subject to the factors discussed above. The Fund competed in the equipment leasing industry with leasing companies, equipment manufacturers and distributors, and entities similar to the Fund (including similar programs sponsored by the General Partner), some of which had greater financial resources than the Fund and more experience in the equipment leasing business than the General Partner. This competition may have been in the position to offer equipment to lessees on financial terms more favorable than those which the Fund could offer. The offer of maintenance contracts, trade-in-privileges and other services which the Fund could not provide may have resulted in the Fund leasing its equipment on a less favorable basis than its competi-tors.






                                       2


Item 1.  BUSINESS (Continued)

     In addition, competitive factors in the computer equipment industry, including pricing, technological innovation and methods of financing, could have adversely affected the Fund in its ability to obtain new leases and renewals or to sell equipment for its anticipated net realizable values.

     The Fund did not have any employees. All persons who worked on the Fund were employees of the General Partner.


Item 2.  PROPERTIES

     During 1995, the General Partner liquidated all remaining properties owned by the Fund.


Item 3.  LEGAL PROCEEDINGS

     Not applicable.


Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS


     Not applicable.

































                                       3

                                     PART II

Item 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND RELATED SECURITY HOLDER MATTERS

     (a) The Fund's limited partnership units were not publicly traded. There was no market for the Fund's limited partnership units.

     (b)  Number of Equity Security Holders:

                                               Number of Partners
              Title of Class                as of December 31, 1995

         Limited Partnership Interests                1,888

         General Partnership Interest                     1


Item 6.  SELECTED FINANCIAL DATA
                                        For the Years Ended December 31,

                             1995         1994         1993         1992         1991
Total Income              $369,870     $1,214,683   $2,138,235	   $2,768,074   $3,958,632
Net Income                 243,922        552,409      627,016      488,719    1,077,027
Distributions to Partners  718,270      1,590,091    2,483,564    4,474,545    4,913,676
Net Income per
 Equivalent Limited
 Partnership Unit             9.31          77.26        60.93        	27.93        44.24
Weighted Average Number
 of Equivalent Limited
 Partnership Units
 Outstanding During
 the Year                    5,100          6,967        9,939       16,031       23,326

                                                   December 31,

                              1995        1994         1993         1992         1991
Total Assets              $   -        $  589,966   $1,671,832   $3,711,832   $7,860,637
Equipment under
 Operating Leases and
 Equipment Held for
 Sale or Lease (Net)          -           209,589	    1,048,017    2,842,311    5,227,275
Limited Partnership
 Units                      42,928         43,471	       43,981       44,934       45,475
Limited Partners             1,888          1,897	        1,907        1,948        1,962







                                       4
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

     The significant decrease in revenues and expenses in 1995 and 1994 is primarily due to the dissolution process of the Fund that commenced in 1994 and was completed during the fourth quarter of 1995. Equipment was sold to the end user at lease expiration or packaged and sold prior to lease expiration for the present value of the remaining lease payments plus the forecasted future residual value.

     The Fund had revenues of $369,870, $1,214,683 and $2,138,235 for the years ended December 31, 1995, 1994 and 1993, respectively. Rental income from the leasing of computer peripheral equipment accounted for 87%, 73% and 80% of total income in 1995, 1994 and 1993, respectively. The decrease in revenues in 1995 and 1994 is primarily due to the decrease in rental income because of renewals of leases at lower rental rates and lease terminations or sales of equipment during these years. Additionally, the Fund recognized a net gain on sale of equipment of $13,467, $300,295 and $385,703 for the years ended December 31, 1995, 1994 and 1993, respec-tively, which also accounts for the decrease in total revenues for these years.

     Expenses were $125,948, $662,274 and $1,511,219 for the years ended December 31, 1995, 1994 and 1993, respectively. Depreciation expense comprised 46%, 79% and 79% of total expenses for the years ended December 31, 1995, 1994 and 1993, respectively. The decrease in expenses during 1995 and 1994 is directly related to the decrease in depreciation expense because of equipment which came off lease and was terminated or sold. Additionally, the reduction in management fee to related party, resulting from the decrease in rental income also contributed to the decrease in total expenses in 1995 and 1994. Furthermore, the Fund recorded a write-down of equipment to net realizable value of approximately $-0-, $18,000 and $89,000 during 1995, 1994 and 1993, respectively which also accounts for the decrease in overall expenses during these years. Currently, the Fund's practice is to review the recoverability of its undepreciated costs of rental equipment quarterly. The Fund's policy, as part of this review, is to analyze such factors as releasing of equipment, technological developments and information provided in third party publications. In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment.

     The Fund's net income was $243,922, $552,409 and $627,016 for the years ended December 31, 1995, 1994 and 1993, respectively. The earnings per equivalent limited partnership unit, after earnings allocated to the General Partner, were $9.31, $77.26 and $60.93 for the years ended December 31, 1995, 1994 and 1993, respectively. The weighted average number of equivalent limited partnership units outstanding were 5,100, 6,967 and 9,939 for 1995, 1994 and 1993, respectively.

     The Fund generated funds from operations of $288,715, $790,651 and $1,525,757 for the purpose of determining cash available for distribution and declared distributions of $493,270, $1,413,365 and $2,146,156 to



                                       5
Item 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS (Continued)

Results of Operations (Continued)

partners for the years ended December 31, 1995, 1994 and 1993, respectively. The distributions for 1995, 1994 and 1993 included $204,555, $622,714 and $620,399, respectively of sales proceeds and cash available from previous years which was not distributed. For financial statement purposes, the Fund records cash distributions to partners on a cash basis in the period in which they are paid.

Analysis of Financial Condition

     The Fund's portfolio was liquidated as of December 31, 1995.

     The cash position of the Fund was reviewed daily and cash was invested on a short-term basis.


Item 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

     The response to this Item is submitted as a separate section of the report commencing on page F-1.


Item 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     Not applicable.

                                 PART III

Item 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Effective September 1, 1995, The Fidelity Mutual Life Insurance Company (in Rehabilitation) sold Fidelity Leasing Corporation (FLC), the General Partner of the Fund, to Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Directors and Executive Officers of FLC are:


     FREDDIE M. KOTEK, age 39, Chairman of the Board of Directors,
     President and Chief Executive Officer of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. President of Resource Leasing, Inc. since September 1995. Executive Vice President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1993. First Vice President of Royal Alliance Associates from 1991 to 1993. Senior Vice President and Chief Financial Officer of Paine Webber Properties from 1990 to 1991.

     MICHAEL L. STAINES, age 46, Director and Secretary of FLC since September 1995 and Senior Vice President and Secretary of Resource America, Inc. since 1989.

     SCOTT F. SCHAEFFER, age 33, Director of FLC since September 1995 and Senior Vice President of Resource America, Inc. since 1995. Vice President-Real Estate of Resource America, Inc. and President of Resource Properties, Inc. (a wholly owned subsidiary of Resource America, Inc.) since 1992. Vice President of the Dover Group, Ltd. (a real estate investment company) from 1985 to 1992.

     MARK A. MAYPER, age 42, Senior Vice President of FLC overseeing the lease syndication business since 1987.

     Others:

     STEPHEN P. CASO, age 40, Vice President and Counsel of FLC since 1992.

     MARIANNE T. SCHUSTER, age 37, Vice President and Controller of FLC since 1984.

     KRISTIN L. CHRISTMAN, age 28, Portfolio Manager of FLC since December 1995 and Equipment Brokerage Manager since 1993.

Item 11.  EXECUTIVE COMPENSATION

     The following table sets forth information relating to the aggregate compensation earned by the General Partner of the Fund during the year ended December 31, 1995:

          Name of Individual or      Capacities in
          Number in Group            Which Served        Compensation

          Fidelity Leasing
          Corporation                General Partner      $19,224(1)
                                                          =======

         (1) This amount does not include the General Partner's share of cash distributions made to all partners.

Item 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     (a) As of December 31, 1995, there was no person or group known to the Fund that owned more than 5% of the Fund's outstanding securities either beneficially or of record.

     (b) In 1985, the General Partner contributed $1,000 to the capital of the Fund but it does not own any of the Fund's outstanding securities. No individual director or officer of Fidelity Leasing Corporation nor such directors or officers as a group, owns more than one percent of the Fund's outstanding securities. The General Partner owns a general partnership interest which entitles it to receive 5% of cash distribu-tions until the Limited Partners have received an amount equal to the purchase price of their Units plus a 12% compounded Priority Return; thereafter 15%. The General Partner will also share in net income equal to the greater of its cash distributions or 1% of net income or to the extent there are losses, 1% of such losses.

     (c)There were no arrangements known to the Fund that would at anytime, result in a change in control of the Fund.

Item 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     During the year ended December 31, 1995, the Fund was charged $19,224 of management fees by the General Partner.

     During the year ended December 31, 1995, the General Partner received $192,580 of cash distributions.

     The Fund incurred $5,169 of reimbursable costs to the General Partner for services and materials provided in connection with the administra-tion of the Fund during 1995.

                                     PART IV

Item 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS
          ON FORM 8-K

     (a) (1) and (2). The response to this portion of Item 14 is submit-ted as a separate section of this report commencing on page F-1.

     (a) (3) and (c) Exhibits (numbered in accordance with Item 601 of Regulation S-K)

Exhibit Numbers           Description                Page Number

3(a) & (4)            Amended and Restated Agreement     *
                       of Limited Partnership

(9)                   not applicable

(10)                  not applicable

(11)                  not applicable

(12)                  not applicable

(13)                  not applicable

(18)                  not applicable

(19)                  not applicable

(22)                  not applicable

(23)                  not applicable

(24)                  not applicable

(25)                  not applicable

(28)                  not applicable


*  Incorporated by reference.

                              SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                  FIDELITY LEASING INCOME FUND II
                  A Pennsylvania limited partnership

                  By:  FIDELITY LEASING CORPORATION

                       Freddie M. Kotek
                  By:  ___________________________
                       Freddie M. Kotek, Chairman
                       and President

Dated March 26, 1996

     Pursuant to the requirements of the Securities Exchange Act of 1934, this annual report has been signed below by the following persons, on behalf of the Registrant and in the capacities and on the date indicated:


Signature                          Title                            Date



Freddie M. Kotek
_____________________________  Chairman of the Board of Directors   3-26-96
                               and President of Fidelity Leasing
Freddie M. Kotek               Corporation (Principal Executive
                               Officer)



Michael L. Staines
_____________________________  Director of Fidelity Leasing         3-26-96
Michael L. Staines             Corporation



Marianne T. Schuster
_____________________________  Vice President and Controller        3-26-96
Marianne T. Schuster           of Fidelity Leasing Corporation
                               (Principal Financial Officer)

                    INDEX TO FINANCIAL STATEMENTS AND SCHEDULES

                                                          Pages

Report of Independent Certified Public Accountants        F-2

Balance Sheet as of December 31, 1994                     F-3

Statements of Operations for the years ended              F-4
     December 31, 1995, 1994 and 1993

Statements of Partners' Capital for the years             F-5
     ended December 31, 1995, 1994 and 1993

Statements of Cash Flows for the years ended              F-6
     December 31, 1995, 1994 and 1993

Notes to Financial Statements                             F-7 - F-10












All schedules have been omitted because the required information is not applicable or is included in the Financial Statements or Notes thereto.


























                                      F-1


Report of Independent Certified Public Accountants


The Partners
Fidelity Leasing Income Fund II


     We have audited the accompanying balance sheet of Fidelity Leasing Income Fund II as of December 31, 1994, and the related statements of operations, changes in partners' capital and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Fund's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fidelity Leasing Income Fund II, L.P. as of December 31, 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

     As described in note A, during 1995 the General Partner completed the dissolution of Fidelity Leasing Income Fund II.




Grant Thornton, LLP
Philadelphia, Pennsylvania
February 2, 1996

                                   F-2
















FIDELITY LEASING INCOME FUND II

                                         BALANCE SHEET

                                             ASSETS

                                                      December 31, 1994


Cash and cash equivalents                                 $366,273

Accounts receivable                                          8,726

Interest receivable                                            544

Due from related parties                                     4,834

Equipment under operating leases
(net of accumulated depreciation
of $3,089,434)                                             204,180

Equipment held for sale or lease                             5,409
                                                          ________

         Total assets                                     $589,966
                                                          ========

                            LIABILITIES AND PARTNERS' CAPITAL

Liabilities:

      Lease rents paid in advance                         $ 38,262

      Accounts payable and
       accrued expenses                                     31,946

      Due to related parties                                43,212
                                                          ________

         Total liabilities                                 113,420


Partners' capital                                          476,546
                                                          ________

         Total liabilities and
          partners' capital                               $589,966
                                                          ========


   The accompanying notes are an integral part of these financial statements.


                                      F-3

                           FIDELITY LEASING INCOME FUND II

                                  STATEMENTS OF OPERATIONS


                                                For the years ended December 31,

                                               1995           1994           1993
Income:
 Rentals                                    $321,302       $  886,679     $1,710,743
 Interest                                     12,033           22,516         25,531
 Gain on sale of equipment, net               13,467          300,295        385,703
 Other                                        23,068            5,193         16,258
                                            ________       __________     __________

                                             369,870        1,214,683      2,138,235
                                            ________       __________     __________


Expenses:

 Depreciation                                 58,260          520,497      1,195,087
 Write-down of equipment to
  net realizable value                          -              18,040         89,357
 General and administrative                   43,295           57,227         94,750
 General and administrative to
  related party                                5,169           13,363         30,833
 Management fee to related party              19,224           53,147        101,192
                                            ________       __________     __________

                                             125,948          662,274      1,511,219
                                            ________       __________     __________


Net income                                  $243,922       $  552,409     $  627,016
                                            ========       ==========     ==========


Net income per equivalent
 limited partnership unit                   $   9.31       $    77.26     $    60.93
                                            ========       ==========     ==========



Weighted average number of
 equivalent limited partnership
 units outstanding
 during the year                               5,100           6,967          9,939
                                            ========       =========      =========



   The accompanying notes are an integral part of these financial statements.




                                      F-4
                             FIDELITY LEASING INCOME FUND II

                             STATEMENTS OF PARTNERS' CAPITAL
                   For the years ended December 31, 1995, 1994 and 1993


                                     General          Limited Partners
                                     Partner       Units         Amount         Total
                                     _______       ____________________         _____

Balance, January 1, 1993             $  1,280      44,934      $3,483,965     $3,485,245

Redemptions                              -           (953)        (90,656)       (90,656)

Cash distributions                    (24,835)       -         (2,458,729)    (2,483,564)

Net income                             21,461        -            605,555 	       627,016
                                     ________      ______      __________     __________

Balance, December 31, 1993             (2,094)     43,981       1,540,135      1,538,041

Redemptions                              -           (510)        (23,813)	       (23,813)

Cash distributions                    (15,901)       -         (1,574,190)	    (1,590,091)

Net income                             14,134        -            538,275        552,409
                                     ________      ______      __________     __________

Balance, December 31, 1994             (3,861)     43,471         480,407        476,546

Redemptions                              -           (543)         (2,198)        (2,198)

Cash distributions                   (192,580)       -           (525,690)      (718,270)

Net income                            196,441        -             47,481        243,922
                                     ________      ______      __________     __________

Balance, December 31, 1995           $      0      42,928      $        0     $        0
                                     ========      ======      ==========     ==========














   The accompanying notes are an integral part of these financial statements.



                                      F-5
                              FIDELITY LEASING INCOME FUND II

                                  STATEMENTS OF CASH FLOWS
                                                         For the years ended December 31,

                                                           1995        1994         1993
Cash flows from operating activities:
  Net income                                            $243,922    	$  552,409   $  627,016
                                                        ________    __________   __________
  Adjustments to reconcile net income
  to net cash provided by operating
  activities:
  Depreciation                                            58,260       520,497    1,195,087
  Write-down of equipment to net realizable value           - 	          18,040       89,357
  Gain on sale of equipment, net                         (13,467)     (300,295)    (385,703)
  (Increase) decrease in accounts receivable               8,726        48,896       28,082
  (Increase) decrease in due from related parties          4,834        43,342      (48,176)
  Increase (decrease) in lease rents paid
   in advance                                            (38,262)      (13,123)     (80,719)
  Increase (decrease) in accounts payable and
   accrued expenses                                      (31,946)      (49,031)         947
  Increase (decrease) in due to related parties          (43,212)       41,783	      (11,351)
  Increase (decrease) in other, net                          544           411         (292)
                                                        ________    __________   __________

                                                         (54,523) 	     310,520      787,232
                                                        ________    __________   __________

   Net cash provided by operating activities             189,399       862,929	    1,414,248
                                                        ________    __________   __________

Cash flows from investing activities:
  Acquisition of equipment                                  -          (10,801)        -
  Proceeds from sale of equipment                        164,796       610,987      895,553
                                                        ________    __________   __________

   Net cash provided by investing activities             164,796       600,186      895,553
                                                        ________    __________   __________

Cash flows from financing activities:
  Distributions                                         (718,270)   (1,590,091)  (2,483,564)
  Redemptions of capital                                  (2,198)      (23,813)     (90,656)
                                                        ________    __________   __________

   Net cash used in financing activities                (720,468)   (1,613,904)  (2,574,220)
                                                        ________    __________   __________

   Decrease in cash and cash equivalents                (366,273)     (150,789)    (264,419)

   Cash and cash equivalents, beginning
    of year                                              366,273       517,062	      781,481
                                                        ________    __________   __________
   Cash and cash equivalents, end
    of year                                             $      0    $  366,273   $  517,062
                                                        ========    ==========   ==========

   The accompanying notes are an integral part of these financial statements.

                                       F-6
                        FIDELITY LEASING INCOME FUND II

                         NOTES TO FINANCIAL STATEMENTS


1.  ORGANIZATION AND DISSOLUTION

Fidelity Leasing Income Fund II (the "Fund") was formed in January 1985 with Fidelity Leasing Corporation ("FLC") as the General Partner. FLC is a wholly owned subsidiary of Resource Leasing, Inc., a wholly owned subsidiary of Resource America, Inc. The Fund was managed by the General Partner. The Fund's limited partnership interests were not publicly traded. There was no market for the Fund's limited partnership interests.

During 1995, the General Partner completed the dissolution process of the Fund. The remaining equipment was sold during the year and all remaining cash was distributed to partners during 1995.

2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Concentration of Credit Risk

Financial instruments which potentially subjected the Fund to concentra-tions of credit risk consisted principally of temporary cash investments. The Fund placed its temporary investments in securities backed by the United States Government, commercial paper with high credit quality institutions, bank money market funds and time deposits and certificates of deposit.

Concentrations of credit risk with respect to accounts receivables were limited due to the dispersion of the Fund's lessees over different industries and geographies.

Equipment Held for Sale or Lease

Equipment held for sale or lease was carried at its estimated net realizable value.

Use of Estimates

In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosures of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

Accounting for Leases

The Fund's leasing operations consisted only of operating leases. The cost of the leased equipment was recorded as an asset and depreciated on a straight-line basis over its estimated useful life, up to six years. Acquisition fees associated with lease placements were allocated to equip-ment when purchased and depreciated as part of equipment cost. Rental income consisted of monthly periodic rentals due under the terms of the leases. Generally, during the remaining terms of existing operating



                                   F-7
                        FIDELITY LEASING INCOME FUND II

                    NOTES TO FINANCIAL STATEMENTS (Continued)


2.  SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

Accounting for Leases (Continued)

leases, the Fund would not recover all of the undepreciated cost and related expenses of its rental equipment and was prepared to remarket the equipment in future years. Upon sale or other disposition of assets, the cost and accumulated depreciation was removed from the accounts and the resulting gain or loss, if any, was reflected in income.

Income Taxes

Federal and State income tax regulations provide that taxes on the income or benefits from losses of the Fund are reportable by the partners in their individual income tax returns. Accordingly, no provision for such taxes has been made in the accompanying financial statements.

Statements of Cash Flows

For purposes of the statements of cash flows, the Fund considers all highly liquid debt instruments purchased with a maturity of three months or less to be cash equivalents.

Net Income per Equivalent Limited Partnership Unit

Net income per equivalent limited partnership unit is computed by dividing net income allocated to limited partners by the weighted average number of equivalent limited partnership units outstanding during the year. The weighted average number of equivalent units outstanding during the year is computed based on the weighted average monthly limited partners' capital account balances, converted into equivalent units at $500 per unit.

Reclassification

Certain amounts on the 1994 and 1993 financial statements have been reclassified to conform to the presentation adopted in 1995.

3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS

Cash distributions (except for the period from January 1, 1991 through September 30, 1995), if any, were made quarterly as follows: 95% to the Limited Partners and 5% to the General Partner, until the Limited Partners have received an amount equal to the purchase price of their Units, plus a 12% compounded Priority Return (an amount equal to 12% compounded annually on the portion of the purchase price not previously distributed); thereafter, 85% to the Limited Partners and 15% to the General Partner. During the year ended December 31, 1995, the General Partner received a distribution of $187,270 representing a portion of the 5% of cash distributions which the General Partner was entitled to receive in accordance with the Partnership Agreement for prior periods.




                                 F-8
                        FIDELITY LEASING INCOME FUND II

                    NOTES TO FINANCIAL STATEMENTS (Continued)


3.  ALLOCATION OF PARTNERSHIP INCOME, LOSS AND CASH DISTRIBUTIONS
    (Continued)

Net Losses were allocated 99% to the Limited Partners and 1% to the General Partner. The General Partner was allocated Net Income equal to its cash distributions, but not less than 1% of Net Income, with the balance allocated to the Limited Partners.

Net Income (Losses) allocated to the Limited Partners were allocated to individual limited partners based on the ratio of the daily weighted average partner's net capital account balance (after deducting related commission expense) to the total daily weighted average of the Limited Partners' net capital account balances.

4.  EQUIPMENT LEASED

Equipment on lease consists primarily of computer peripheral equipment under operating leases. The majority of the equipment was manufactured by IBM. The lessees have agreements with the manufacturer to provide maintenance for the leased equipment.

In accordance with Generally Accepted Accounting Principles, the Fund writes down its rental equipment to its estimated net realizable value when the amounts are reasonably estimated and only recognizes gains upon actual sale of its rental equipment. As a result, in 1995, 1994 and 1993, approximately $-0-, $18,000 and $89,000, respectively was charged to write-down of equipment to net realizable value.

5.  RELATED PARTY TRANSACTIONS

The General Partner received 6% or 3% of rental payments on equipment under operating leases and full pay-out leases, respectively, for administrative and management services performed on behalf of the Fund. Full pay-out leases are noncancellable leases with terms in excess of 42 months and for which rental payments during the initial term are at least sufficient to recover the purchase price of the equipment, including acquisition fees.

Additionally, the General Partner and its affiliates were reimbursed by the Fund for certain costs of services and materials used by or for the Fund except those items covered by the above-mentioned fees. Following is a summary of fees and costs of services and materials charged by the General Partner or its affiliates during the years ended December 31:

                                  1995       1994        1993

Management fee                 $19,224     $53,147     $101,192
Reimbursable costs               5,169      13,363       30,833

Amounts due from related parties at December 31, 1994 represent monies due to the Fund from the General Partner and/or other affiliated funds for rentals and sales proceeds collected and not yet remitted the Fund.



                                   F-9

                        FIDELITY LEASING INCOME FUND II

                    NOTES TO FINANCIAL STATEMENTS (Continued)



5.  RELATED PARTY TRANSACTIONS (Continued)

Amounts due to related parties at December 31, 1994 represent monies due to the General Partner for the fees and costs mentioned above, as well as, rentals and sales proceeds collected by the Fund on behalf of other affiliated funds.

6.  CASH DISTRIBUTIONS

Below is a summary of the quarterly cash distributions made to partners during the years ended December 31:

Month of Distribution               1995             1994         1993
       February                  $225,000        $  401,726    $  739,134
       May                        180,000           371,489       536,831
       August                     126,000           562,876       805,246
       November                   187,270           254,000       402,353
                                 ________        __________    __________
                                 $718,270        $1,590,091    $2,483,564
                                 ========        ==========    ==========





























                                  F-10